Form 10KSB
period 2000-12-31
CHALLEDON INC
filed 2001-04-17
CIK 1130634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2000

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                Commission File Number   000-32189

                         CHALLEDON, INC.
          (Name of small business issuer in its charter)

          UTAH                                  87-0472608
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

      1037 East 3300 South #203, Salt Lake City, Utah 84106
       (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 467-6715

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

     State the issuer's revenues for its most recent fiscal year.
$ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding as of Decmber 31, 2000
Common Stock, Par Value $.001                    1,412,000

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]


                         CHALLEDON, INC.

                        TABLE OF CONTENTS
                                                                         Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .            9

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            9

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .           10

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .           10

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           12

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           15

          Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           26

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           26

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           28

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           28

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           29

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           30

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           31






                              PART I

Item 1.  Description of Business

Business Development

    Challedon, Inc. (the "Company") was organized on May 24, 1990, under the laws of the State of Utah. Since its inception, the Company has not engaged in any material business operations.

    The Company is currently seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having minimal assets and no operating history, ir the Company does successfully acquire or merge with an operating business opportunity, it is likely that current shareholders will experience substantial dilution and there will be a probable change in control of the Company.

    In December 2000, the Company voluntarily filled a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. As a result of filing its registration statement, the Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports, notwithstanding the fact that, in the future, it may not otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

    Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Accordingly, any acquired entity must also provide audited financial statements for at least the two most recent fiscal years or, if it has been in business for less than two years, audited statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

    The Company's principal executive offices are located at 1037
East 3300 South #203, Salt Lake City, Utah 84106, and its telephone number is (801) 467-6715.



Business of Issuer

    The Company has no operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

    The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Accordingly, the Company's independent accountants have included in the Company's financial statements a going concern qualification footnote. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

    Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider.
Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

    Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants for the Company.



    If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would like to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

    The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.

Evaluation

    Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

    In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

    Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

    Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved.
Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

    Because the Company has only minimal assets and no operating history, if the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

    Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. There is also a possibility that the Company could sell securities to its management or affiliates.

    In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would have such an arrangement ratified by the shareholders in an appropriate manner.

    Presently, it is highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters have an ownership interest.
Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, none of the Company's officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

    It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner.

    Under the corporation laws of the State of Utah, shareholders of the Company may be entitled to assert dissenters' rights if the Company acquires or merges with a business opportunity. Shareholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which the Company is a party, if approval by the shareholders is required under applicable Utah law. Also, shareholders will be entitled to dissenters' rights if the Company enters into a share exchange if the Company's shares are to be acquired. A shareholder who is entitled to assert dissenter's rights and obtain of the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the shareholder or the Company. A dissenting shareholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of shareholders, the Company must give notice to all shareholders who delivered to the Company their written notice of dissent.

Competition

    Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

    As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

    The Company is currently using as its principal place of business the personal offices of a shareholder, James R. Glavas, located in Salt Lake City, Utah. Mr. Glavas is the father of the Company's President, James E. Glavas. The facilities are shared with other businesses. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

    No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-SB for a report of the Company's operating history for the past two fiscal years.

Item 2.  Description of Property

    The Company does not own any material property.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.




Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 2000.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company intends to make an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board.
The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. The Company believes that most likely its shares will not be traded in the public market until such time as a merger or acquisition can be consummated. Also, future secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for its application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. The Company's common stock has not traded in a public market.

    The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

    The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

    As of December 31, 2000, there were 1,412,000 shares of the Company's common stock issued and outstanding and 44 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

    The Company did not file a registration statement with the Commission in connection with the issuance of any of its outstanding shares of commons stock. In the absence of any evidence that the Company ever filed a registration statement with the Commission or with any other agency relating to the issuance of shares, it is concluded that all shares were issued as restricted securities. Available corporate records indicate that all of the Company's issued and outstanding shares of common stock were issued between 1988 and 1998 in various private, isolated transactions. The Company has relied upon the exemption provided by Section 4(2) of the Act in the issuance of all of its shares. No private placement memorandum was used in relation to the issuance of shares.



    The Company's outstanding shares may not be sold or otherwise transferred unless pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "1933 Act"), or an appropriate exemption therefrom. Shareholders desiring to sell or transfer their share may rely upon the exemption provided by Rule 144 of the 1933 Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Dividend Policy

    The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Item 6.  Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

    The Company is considered a development stage company with minimal assets or capital and with no significant operations or income since its inception. The costs and expenses associated with the preparation and filing of the Company's registration statement and periodic reports have been paid for by an advance from a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    The Company has accumulated approximately $3,313 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.
In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board
("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging
Activities   Deferral of the Effective Date of FASB No. 133."  SFAS
No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on the Company's financial statements.

Inflation

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

    This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.





Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 2000 and 1999 have been examined to the extent indicated in their report by H J & Associates, LLC, formerly Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.




















                        CHALLEDON, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

                       December 31, 2000








        McGLADREY NETWORK                                 American Institute of
An Independently Owned Member                              Certified Public
      Worldwide Services                                      Accountants
  Through RSM International
                                                          Utah Association of
                                                           Certified Public
                                                              Accountants

                                                          SEC Practice Section
                                                            Private Companies
                                                            Practice Section
                     H J & ASSOCIATES, L.L.C.

           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                  INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Challedon, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Challedon, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, and from inception on May 24, 1990 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Challedon, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and from inception on May 24, 1990 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
February 3, 2001

50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
       Telephone (801) 328-4408 * Facsimile (801) 328-4461


                        CHALLEDON, INC.
                 (A Development Stage Company)
                         Balance Sheet

                             ASSETS

                                                             December 31,
                                                                 2000

CURRENT ASSETS

 Cash                                                        $     1,943

 Total Current Assets                                              1,943

 TOTAL ASSETS                                                 $    1,943


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                              $      862
 Due to related party (Note 4)                                        470
 Taxes payable                                                      1,100

  Total Current Liabilities                                         2,432

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par value, 50,000,000 shares
  authorized; 1,412,000 shares issued and outstanding               1,412
 Additional paid-in capital                                         1,412
 Deficit accumulated during the development stage                  (3,313)

  Total Stockholders' Equity (Deficit)                               (489)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                               $    1,943




                        CHALLEDON, INC.
                 (A Development Stage Company)
                    Statements of Operations

                                                             From
                                                         Inception on
                                       For the              May 24,
                                     Year Ended          1990 Through
                                     December 31,        December 31,
                                  2000         1999         2000

REVENUES                      $    -       $    -       $    -

EXPENSES

 General and administrative       2,119          110        3,313

  Total Expenses                  2,119          110        3,313

(LOSS) FROM OPERATIONS           (2,119)        (110)      (3,313)

NET (LOSS)                    $  (2,119)    $   (110)    $ (3,313)

BASIC (LOSS) PER SHARE        $   (0.00)    $  (0.00)













                         CHALLEDON, INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)


                                                                       Deficit
                                                                     Accumulated
                                             Additional              During the
                                Common Stock   Paid-In Subscriptions Development
                              Shares    Amount Capital   Receivable    Stage

Balance at inception on
 May 24, 1990                    -     $  -     $  -     $  -      $  -

Net loss for the period
 ended December 31, 1990         -        -        -        -         (174)

Balance at
 December 31, 1990               -        -        -        -         (174)

Common stock issued on
 subscription at $0.002 per
 share - September 27, 1991   350,000      350      350     (700)     -

Net loss for the year ended
 December 31, 1991               -        -        -        -         (115)

Balance at
 December 31, 1991            350,000      350      350     (700)     (289)

Net loss for the year ended
 December 31, 1992               -        -        -        -         (120)

Balance at
 December 31, 1992            350,000      350      350     (700)     (409)

Common stock issued on
 subscription at $0.002 per
 share, September 24, 1993    350,000      350      350     (700)     -

Net loss for the year ended
 December 31, 1993               -        -        -        -         (115)

Balance at
 December 31, 1993            700,000      700      700   (1,400)     (524)

Common stock issued on
 subscription at $0.002 per
 share, February 11, 1994    350,000       350      350     (700)     -

Common stock issued for
 services at $0.002 per share,
 September 30, 1994            2,500         3        2     -         -

Net loss for the year ended
 December 31, 1994              -         -        -        -         (115)

Balance at
 December 31, 1994         1,052,500   $ 1,053   $1,052  $(2,100)  $  (639)



                        CHALLEDON, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

                                                                     Deficit
                                                                   Accumulated
                                             Additional              During the
                              Common Stock     Paid-In Subscriptions Development
                            Shares    Amount   Capital  Receivable     Stage
Balance at
 December 31, 1994        1,052,500   $ 1,053   $ 1,052   $(2,100)   $  (639)

Common stock issued for
 services at $0.002 per
 share, September 29, 1995    4,500         4         5      -          -

Net loss for the year ended
 December 31, 1995             -         -          -        -          (115)

Balance at
 December 31, 1995        1,057,000     1,057      1,057   (2,100)      (754)

Common stock issued on
 subscription at $0.002
 per share, May 17, 1996    350,000       350        350     (700)      -

Common stock issued for
 services at $0.002 per
 share, September 27, 1996    2,500         2          3     -          -

Net loss for the year ended
 December 31, 1996             -         -          -        -          (110)

Balance at
 December 31, 1996        1,409,500     1,409      1,410   (2,800)      (864)

Common stock issued for
 services at $0.001 per
 share, September 26, 1997    2,500         3          2     -          -

Performance on stock
 subscriptions                 -         -          -       2,800       -

Net loss for the year ended
 December 31, 1997             -         -          -        -          (110)

Balance at
 December 31, 1997        1,412,000     1,412      1,412     -          (974)

Net loss for the year ended
 December 31, 1998             -         -          -        -          (110)

Balance at
 December 31, 1998        1,412,000     1,412      1,412     -        (1,084)

Net loss for the year
 ended December 31, 1999       -         -          -        -          (110)

Balance at
 December 31, 1999        1,412,000   $ 1,412    $ 1,412  $  -       $(1,194)

                        CHALLEDON, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

                                                                     Deficit
                                                                   Accumulated
                                             Additional              During the
                              Common Stock     Paid-In Subscriptions Development
                            Shares    Amount   Capital  Receivable     Stage

Balance at
 December 31, 1999        1,412,000  $ 1,412   $ 1,412   $   -      $ (1,194)

Net loss for the year
 ended December 31, 2000       -        -         -          -        (2,119)

Balance at
 December 31, 2000        1,412,000  $ 1,412   $ 1,412   $   -      $ (3,313)


                           CHALLEDON, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                                      From
                                                                  Inception on
                                                    For the          May 24,
                                                  Year Ended       1990 Through
                                                 December 31,      December 31,
                                               2000        1999        2000

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                   $ (2,119)    $  (110)    $ (3,313)
 Adjustments to reconcile net loss to net
  cash provided by operations:
   Common stock issued for services             -           -              24
 Changes in operating assets and liabilities
  accounts:
   Increase in accounts payable                  862        -             862
   Increase in accrued expenses                  100         100        1,100
   Increase in due to related party              100         210          470

    Net Cash Provided by Operating Activities (1,057)       200          (857)

CASH FLOWS FORM INVESTING ACTIVITIES            -          -             -

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                   -          -            2,800

   Net Cash Provided by Financing Activities    -          -            2,800

NET INCREASE IN CASH                          (1,057)       200         1,943

CASH AT BEGINNING OF PERIOD                    3,000      2,800          -

CASH AT END OF PERIOD                        $ 1,943    $ 3,000       $ 1,943

CASH PAID FOR:

  Interest expense                           $  -       $  -          $  -
  Income taxes                               $  -       $  -          $  -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services           $  -       $  -           $   24




                        CHALLEDON, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                       December 31, 2000

NOTE 1 - NATURE OF ORGANIZATION

       The financial statements presented are those of Challedon, Inc. (a development stage company) (the Company). The Company was organized under the laws of the State of Utah on May 24, 1990. The Company was organized to seek potential business opportunities or merge with an existing operating company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The financial statements are prepared using the accrual method of accounting. The company has elected a December
       31 year end.

       b.  Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements (see Note 5).

       c.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       d.  Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e.  Revenue Recognition Policy

       The Company will develop its revenue recognition policies when planned principal operations commence.

       f.  Income Taxes

       As of December 31, 2000, the Company had a net operating loss carryforward for federal income tax purposes of $3,313 that may be used in future years to offset taxable income. The net operating loss carryforward of $1,259 will expire by 2020. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.


                        CHALLEDON, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                       December 31, 2000

NOTE 3 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

       In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

       The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

       The Company's president has paid out-of-pocket expenses through December 31, 2000 totaling $470. The amount is unsecured, non-interest bearing and is due on demand.

NOTE 5 - BASIC LOSS PER SHARE

       The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                      For the
                                                    Year  Ended
                                                    December 31,
                                                2000           1999

       Net loss (numerator)                $   (2,119)    $     (110)

       Weighted average shares outstanding
       (denominator)                        1,412,000      1,412,000

       Basic loss per share                $    (0.00)    $    (0.00)





Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.

                             PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
    James E. Glavas          48        President, Chief Executive
                                       Officer and Director
    Randy Flanders           50        Vice President and Director
    Guy H. Ivins             74        Secretary / Treasurer and
                                       Director
___________________________

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's lack of funds, the directors will defer their expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

    Except for Guy H. Ivins, none of the Company's directors are currently, nor for the past three years have been, a director of any other "shell" or "blank check" company or other corporation that is actively pursuing acquisitions or mergers. Mr. Ivins is presently the President and a director of Jaipur, Inc., a shell / blank check company, incorporated in Utah on February 2, 1989.

    No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

    All of the Company's present directors have other full-time employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote less than ten hours per month to the Company's activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.

    Currently, there is no arrangement, agreement or understanding between the Company's management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board of Directors. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

    In connection with the preparation and filing of this registration statement, one of the Company's shareholders, James R. Glavas, has advanced funds to the Company to pay for certain legal and professional fees related to the registration statement. Although, as of the date hereof there is no agreement or arrangement for Mr. Glavas to provide additional funds, the Company is not precluded from approaching Mr. Glavas or any other shareholder and requesting additional financial assistance.
Because such additional funding is only speculative at this time, the Company has not developed any criteria or plans related to this funding. Mr. Glavas is the father of the Company's President, James E. Glavas.

    The business experience of each of the persons listed above during the past five years is as follows:

    James E. Glavas has been for the past 25 years a purchasing agent and estimator for Sun Lithographing Company in Salt Lake City, Utah. Mr. Glavas attended the University of Utah from 1972 to 1976 majoring in Sociology, but did not receive a degree.

    Randy Flanders has been for the past 13 years a manager and salesman for Realty Brokers of Utah, a Salt Lake City, Utah real estate firm. Prior to his association with Realty Brokers of Utah, he was for ten years a purchasing agent for Utah Mobile Homes, Inc. Mr. Flanders attended Kearney State from 1970 to 1972 and the University of Nebraska from 1972 to 1974 where he majored in Business, but did not receive a degree.

    Guy H. Ivins retired in 1985 after working for 12 years as Chief of Right-of-Way for the Utah Department of Transportation. Previously, Mr. Ivins served for two years as head of the Office of Economic Opportunity for the State of Utah and was County Assessor of Utah County, Utah for six years. He graduated from Brigham Young University in 1951 with a B.S. Degree in Economics.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file certain reports and an Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Commission.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2000 and 1999. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and
                  Management
    The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address                    Amount and Nature of        Percent
of Beneficial Owner                 Beneficial Ownership      of Class(1)
James E. Glavas*                            70,000                4.96%
  6640 South 2475 East
  Salt Lake City, UT 84121

Randy Flanders*                                500                0.04%
  1336 East 8330 South
  Salt Lake City, UT 84093

Guy H. Ivins*                               70,000                4.96%
  1120 East 700 North
  American Fork, UT 84003
All directors and officers                 140,500                9.95%
  a group (3 persons)

      *   Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 1,412,000 shares of common stock outstanding on December 31, 2000.

Item 12.  Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family

     The Company's officers and directors are subject to the "doctrine of corporate opportunities" only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. Any such fee would have to be approved by the shareholders or a disinterested Board of Directors.



                              PART V

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         *2(i) Articles of Incorporation filed as Exhibit to Form 10-SB.

         *2(ii)     By-Laws filed as Exhibit to Form 10-SB.

         *4         Specimen Stock Certificate filed as Exhibit to
                    Form 10-SB.
          - - - - -
     * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of its registration statement on Form 10-SB and are incorporated herein by reference.

     (b)  Reports on Form 8-K

                              None



                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Challedon, Inc.



                                            BY: /S/ James E. Glavas
                                                James E. Glavas
                                                President and Director

Dated:   April 17, 2001

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


                              President, C.E.O.    April 17, 2001
 /S/ James E. Glavas           and Director
     James E. Glavas


                              Secretary/Treasurer  April 17, 2001
 /S/ Guy H. Ivins              and Director
     Guy H. Ivins             (Principal Accounting Officer)