Form 10QSB
period 2001-03-31
CHALLEDON INC
filed 2001-05-14
CIK 1130634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    -----------

                        Commission File Number 000-32189

                                 CHALLEDON, INC.
        (Exact name of small business issuer as specified in its charter)

                    UTAH                                    87-0472608
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

              1037 East 3300 South #203, Salt Lake City, Utah 84106
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 467-6715

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                    Outstanding as of March 31, 2001
                    -----                    --------------------------------
         Common Stock, $.001 par value                 1,412,000


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- March 31, 2000 and December 31, 1999..............................      4

                  Statements of Operations -- three months ended March 31, 2001
                    and 2000..........................................................................      5

                  Statements of Stockholders' Equity (Deficit)........................................      6

                  Statements of Cash Flows -- three months ended March 31, 2001
                    and 2000..........................................................................      9

                  Notes to Financial Statements ......................................................     10

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Changes In Securities and Use of Proceeds................................................     14

Item 3.      Defaults Upon Senior Securities..........................................................     14

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             SIGNATURES...............................................................................     15

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended March 31, 2001, have been prepared by the Company.




                                 CHALLEDON, INC.
                          (A Development State Company)

                              FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000


                                                  CHALLEDON, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS

                                                                                  March 31,           December 31,
                                                                                   2001               2000
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT ASSETS
   Cash                                                                     $              113  $            1,943
                                                                            ------------------  ------------------

     Total Current Assets                                                                  113               1,943
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $              113  $            1,943
                                                                            ==================  ==================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                         $            2,023  $              862
   Due to related party (Note 4)                                                         1,070                 470
   Taxes payable                                                                         1,100               1,100
                                                                            ------------------  ------------------

     Total Current Liabilities                                                           4,193               2,432
                                                                            ------------------  ------------------

     TOTAL LIABILITIES                                                                   4,193               2,432
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized
    of $0.001 par value, 1,412,000 shares issued
    and outstanding                                                                      1,412               1,412
   Additional paid-in capital                                                            1,412               1,412
   Deficit accumulated during the development stage                                     (6,904)             (3,313)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                               (4,080)               (489)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                            $              113  $            1,943
                                                                            ==================  ==================


                                                  CHALLEDON, INC.
                                           (A Development Stage Company)
                                             Statements of Operations
                                                    (Unaudited)

                                                                                                   From
                                                                                                   Inception on
                                                                       For the                     May 24,
                                                                 Three Months Ended                1990 Through
                                                                      March 31,                    March 31,
                                                        --------------------------------------
                                                               2001               2000                2001
                                                        ------------------  ------------------  ------------------
REVENUES                                                $           -       $           -       $           -

EXPENSES

   General and administrative                                        3,591              -                    6,904
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                  3,591              -                    6,904
                                                        ------------------  ------------------  ------------------

LOSS FROM OPERATIONS                                                (3,591)             -                   (6,904)
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $           (3,591) $           -       $           (6,904)
                                                        ==================  ==================  ==================

BASIC INCOME (LOSS) PER SHARE                           $            (0.00) $             0.00
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                              1,412,000           1,412,000
                                                        ==================  ==================


                                                  CHALLEDON, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                Additional                         During the
                                        Common Stock             Paid-In         Subscriptions     Development
                               ------------------------------
                                 Shares           Amount         Capital           Receivable         Stage
                               -------------   --------------  --------------   ---------------  ---------------
Balance at inception on
 May 24, 1990                         -        $       -       $       -        $        -       $        -

Net loss for the period ended
December 31, 1990                     -                -               -                 -                  (174)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
 December 31, 1990                    -                -               -                 -                  (174)

Common stock issued on
 subscription at $0.002 per
 share - September 27, 1991          350,000              350             350              (700)          -

Net loss for the year ended
 December 31, 1991                    -                -               -                 -                  (115)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
 December 31, 1991                   350,000              350             350              (700)            (289)

Net loss for the year ended
 December 31, 1992                    -                -               -                 -                  (120)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
 December 31, 1992                   350,000              350             350              (700)            (409)

Common stock issued on
 subscription at $0.002 per
 share, September 24, 1993           350,000              350             350              (700)          -

Net loss for the year ended
 December 31, 1993                    -                -               -                 -                  (115)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
 December 31, 1993                   700,000              700             700            (1,400)            (524)

Common stock issued on
 subscription at $0.002 per
 share, February 11, 1994            350,000              350             350              (700)          -

Common stock issued for
 services at $0.002 per share,
 September 30, 1994                    2,500                3               2            -                -

Net loss for the year ended
 December 31, 1994                    -                -               -                 -                  (115)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
December 31, 1994                  1,052,500   $        1,053  $        1,052   $        (2,100) $          (639)
                               -------------   --------------  --------------   ---------------  ---------------


                                                  CHALLEDON, INC.
                                           (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                  Deficit
                                                                                                  Accumulated
                                                                Additional                        During the
                                        Common Stock             Paid-In        Subscriptions     Development
                               ------------------------------
                                 Shares           Amount         Capital          Receivable         Stage
                               -------------   --------------  --------------   ---------------  ---------------
Balance at
December 31, 1994                  1,052,500   $        1,053  $        1,052   $        (2,100) $          (639)

Common stock issued for
 services at $0.002 per share,
 September 29, 1995                    4,500                4               5            -                -

Net loss for the year ended
 December 31, 1995                    -                -               -                 -                  (115)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
 December 31, 1995                 1,057,000            1,057           1,057            (2,100)            (754)

Common stock issued on
 subscription at $0.002 per
 share, May 17, 1996                 350,000              350             350              (700)          -

Common stock issued for
 services at $0.002 per share,
 September 27, 1996                    2,500                2               3            -                -

Net loss for the year ended
 December 31, 1996                    -                -               -                 -                  (110)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
December 31, 1996                  1,409,500            1,409           1,410            (2,800)            (864)

Common stock issued for
 services at $0.001 per share,
 September 26, 1997                    2,500                3               2            -                -

Performance on stock
 subscriptions                        -                -               -                  2,800           -

Net loss for the year ended
 December 31, 1997                    -                -               -                 -                  (110)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
 December 31, 1997                 1,412,000            1,412           1,412            -                  (974)

Net loss for the year ended
 December 31, 1998                    -                -               -                 -                  (110)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
 December 31, 1998                 1,412,000            1,412           1,412            -                (1,084)

Net loss for the year ended
 December 31, 1999                    -                -               -                 -                  (110)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
 December 31, 1999                 1,412,000   $        1,412  $        1,412   $        -       $        (1,194)
                               -------------   --------------  --------------   ---------------  ---------------


                                                  CHALLEDON, INC.
                                           (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                  Deficit
                                                                                                  Accumulated
                                                                Additional                        During the
                                        Common Stock              Paid-In       Subscriptions     Development
                               ------------------------------
                                 Shares           Amount          Capital         Receivable          Stage
                               -------------   --------------  --------------   ---------------  ---------------
Balance at
 December 31, 1999                 1,412,000   $        1,412  $        1,412   $        -       $        (1,194)

Net loss for the year ended
 December 31, 2000                    -                -               -                 -                (2,119)
                               -------------   --------------  --------------   ---------------  ---------------

Balance at
 December 31, 2000                 1,412,000            1,412           1,412            -                (3,313)

Net loss for the three months
 ended March 31, 2001
 (unaudited)                          -                -               -                 -                (3,591)
                               -------------   --------------  --------------   ---------------  ---------------

Balance, March 31, 2001
 (unaudited)                       1,412,000   $        1,412  $        1,412   $        -       $        (6,904)
                               =============   ==============  ==============   ===============  ===============


                                                  CHALLEDON, INC.
                                           A Development Stage Company)
                                             Statements of Cash Flows
                                                    (Unaudited)

                                                                                                    From
                                                                                                    Inception on
                                                                           For the                  May 24,
                                                                      Three Months Ended            1990 Through
                                                                          March 31,                 March 31,
                                                               ---------------------------------
                                                                   2001             2000              2001
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                  $        (3,591)  $        -       $         (6,904)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Common stock issued for services                                   -                 -                     24
   Changes in operating assets and liabilities:
     Increase in due to related party                                      600            -                  1,070
     Increase in accounts payable                                        1,161            -                  2,023
     Increase in accrued expenses                                       -                 -                  1,100
                                                               ---------------   ---------------  ----------------

       Net Cash provided (Used) by Operating Activities                 (1,830)           -                 (2,687)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                    -                 -                       -
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                         -                 -                  2,800
                                                               ---------------   ---------------  ----------------

     Net Cash Provided by Financing Activities                          -                 -                  2,800
                                                               ---------------   ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                                         (1,830)           -                    113

CASH AT BEGINNING OF PERIOD                                              1,943             1,943            -
                                                               ---------------   ---------------  ---------------

CASH AT END OF PERIOD                                          $           113   $         1,943  $            113
                                                               ===============   ===============  ================

CASH PAID FOR:

   Interest                                                    $        -        $        -       $         -
   Income taxes                                                $        -        $        -       $         -


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                            $        -        $        -       $             24

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

              f.  Income Taxes

              As of March 31, 2001, the Company had a net operating loss carryforward for federal income tax purposes of $6,900 that may be used in future years to offset taxable income. The net operating loss carryforward will expire in 2020. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

NOTE 4 -      RELATED PARTY TRANSACTIONS

              The Company's  president has paid  out-of-pocket  expenses through
              March  31,  2001  totaling   $1,070.   The  amount  is  unsecured,
              non-interest bearing and is due on demand.

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Note to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 5 -      BASIC LOSS PER SHARE

              The  following is an  illustration  of the  reconciliation  of the
              numerators   and   denominators   of  the  basic  loss  per  share
              calculation:

                                                                                             For the
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                      2001              2000
                                                                                 ---------------  ----------------
              Income (loss) (numerator)                                          $        (3,591) $         -

              Weighted average shares outstanding (denominator)                        1,412,000         1,412,000
                                                                                 ---------------  ----------------

              Basic loss per share                                               $         (0.00) $           0.00
                                                                                 ===============  ================

              The  computation  of basic  earnings  per share of common stock is
              based  on  the  weighted   standard   average   number  of  shares
              outstanding during the period of the financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

         Challedon, Inc. (the "Company") is a development stage company with minimal assets or capital and no significant operations or income since its inception.

         Management believes that the Company requires only nominal capital to maintain the Company's corporate viability. Necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         Certain costs and expenses associated with the Company's operations and the preparation and filing of its registration statement on Form 10-SB in December 2000, have been paid for by advances from a shareholder of the Company. It is anticipated that future expenses will be handled in a similar manner.

         At March 31, 2001 and December 31, 2000, the Company had total assets consisting of cash of $113 and $1,943, respectively. Total liabilities at March 31, 2001 and December 31, 2000 were $4,193 and $2,432, respectively, consisting of accounts payable, payable to a related party and taxes payable. The payable to a related party represents $1,070 advanced by the Company's President. The amount is unsecured, non-interest bearing and is due on demand.

         The Company has not had significant operations or revenues since its inception. For the three months ended March 31, 2001, the Company's total expenses were $3,591 compared to $-0- for the same 1999 period. The expenses are associated with the filing of the Company's registration statement in 2000 and expenses related to professional fees.

         No revenues are anticipated prior to the Company consummating an acquisition or merger agreement and, during this period of time, the Company anticipates its expenses to be relatively level.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

         During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. In the event the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities.

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

Net Operating Loss

         The Company has accumulated approximately $6,900 of net operating loss carryforwards as of March 31, 2001, which may be offset against taxable income and income taxes through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or three month period ended March 31, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Risk Factors and Cautionary Statements

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward- looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                     PART II

Item 1.  Legal Proceedings

         There are presently no other material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities and Use of Proceeds

         This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.  Other Information

         This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended March 31, 2001.






                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHALLEDON, INC.



Date:  May 14, 2001            By:  /S/  JAMES E. GLAVAS
                                  ----------------------
                                         James E. Glavas
                                         President, C.E.O. and Director




Date:  May 14, 2001            By: /S/ GUY H. IVINS
                                  -----------------
                                       Guy H. Ivins
                                       Secretary/Treasurer,  and Director
                                       (Principal Accounting Officer)