Form 10QSB
period 2001-06-30
CHALLEDON INC
filed 2001-08-14
CIK 1130634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                      ----------   -----------

                        Commission File Number 000-32189

                                 CHALLEDON, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    UTAH                                    87-0472608
         -------------------------------                -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

              1037 East 3300 South #203, Salt Lake City, Utah 84106
              -----------------------------------------------------
                         (Address of principal executive
                                    offices)

Registrant's telephone no., including area code:  (801) 467-6715

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                          Outstanding as of June 30, 2001
   -----------------------------             -------------------------------
   Common Stock, $.001 par value                       1,412,000


                                TABLE OF CONTENTS
                                -----------------

Heading                                                                                                   Page
                                          PART I.  FINANCIAL INFORMATION                                  -----

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- June 30, 2001 and December 31, 2000...............................      4

                  Statements of Operations -- three and six months ended June 30, 2001
                    and 2000..........................................................................      5

                  Statements of Stockholders' Equity (Deficit)........................................      6

                  Statements of Cash Flows -- six months ended June 30, 2001
                    and 2000..........................................................................      9

                  Notes to Financial Statements ......................................................     10

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Changes In Securities and Use of Proceeds................................................     14

Item 3.      Defaults Upon Senior Securities..........................................................     14

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             SIGNATURES...............................................................................     16

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2001, have been prepared by the Company.







                                 CHALLEDON, INC.
                          (A Development State Company)

                              FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                       June 30,     December 31,
                                                         2001           2000
                                                    --------------  ------------
                                                     (Unaudited)

CURRENT ASSETS

Cash                                                    $   46       $   1,943
                                                      --------        --------

  Total Current Assets                                      46           1,943
                                                      --------        --------

  TOTAL ASSETS                                          $   46       $   1,943
                                                      ========        ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                   $    500        $    862
   Due to related party                                   --               470
   Taxes payable                                         1,100           1,100
                                                      --------        --------

     Total Current Liabilities                           1,600           2,432
                                                      --------        --------

     TOTAL LIABILITIES                                   1,600           2,432
                                                      --------        --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized
    of $0.001 par value, 1,412,000 shares issued
    and outstanding                                      1,412           1,412
   Additional paid-in capital                           12,477           8,912
   Deficit accumulated during the development stage    (15,443)        (10,813)
                                                      --------        --------

     Total Stockholders' Equity (Deficit)               (1,554)           (489)
                                                      --------        --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                      $     46        $  1,943
                                                      ========        ========


   The accompanying notes are an integral part of these financial statements.


                                 CHALLEDON, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                          From
                                                                                                      Inception on
                                                 For the                        For the                  May 24,
                                            Three Months Ended              Six Months Ended          1990 Through
                                                 June 30,                        June 30,                June 30,
                                        -----------------------------   -----------------------------   -----------
                                            2001            2000            2001           2000            2001
                                        -----------    --------------   -----------    --------------   -----------

REVENUES                                 $      --      $         --     $      --      $         --     $      --

EXPENSES

   General and administrative                  1,039              --           4,630              --          15,443
                                         -----------    --------------   -----------    --------------   -----------

     Total Expenses                            1,039              --           4,630              --          15.443
                                         -----------    --------------   -----------    --------------   -----------

LOSS FROM OPERATIONS                          (1,039)             --          (4,630)             --         (15,443)
                                         -----------    --------------   -----------    --------------   -----------

NET INCOME (LOSS)                        $    (1,039)   $         --     $    (4,630)   $         --     $   (15,443)
                                         ===========    ==============   -----------    ==============   ===========

BASIC INCOME (LOSS)
 PER SHARE                               $     (0.00)   $        (0.00)  $     (0.00)   $        (0.00)         --
                                         ===========    ==============   ===========    ==============   ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                               1,412,000         1,412,000     1,412,000         1,412,000          --
                                         ===========    ==============   ===========    ==============   ===========

   The accompanying notes are an integral part of these financial statements.


                                 CHALLEDON, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                     Common Stock            Additional                          During the
                                                ---------------------         Paid-In       Subscriptions       Development
                                                  Shares      Amount          Capital         Receivable           Stage
                                                ---------   ---------        ---------         ---------         ---------

Balance at inception on
 May 24, 1990                                        --     $    --          $    --          $    --           $    --

Net loss for the period ended
December 31, 1990                                    --          --               --               --                (174)
                                                ---------   ---------        ---------         ---------         ---------

Balance at
 December 31, 1990                                   --          --               --               --                (174)

Common stock issued on
 subscription at $0.002 per
 share - September 27, 1991                       350,000         350              350             (700)             --

Net loss for the year ended
 December 31, 1991                                   --          --               --               --                (115)
                                                ---------   ---------        ---------         ---------         ---------

Balance at
 December 31, 1991                                350,000         350              350             (700)             (289)

Net loss for the year ended
 December 31, 1992                                   --          --               --               --                (120)
                                                ---------   ---------        ---------         ---------         ---------

Balance at
 December 31, 1992                                350,000         350              350             (700)             (409)

Common stock issued on
 subscription at $0.002 per
 share, September 24, 1993                        350,000         350              350             (700)             --

Net loss for the year ended
 December 31, 1993                                   --          --               --               --                (115)
                                                ---------   ---------        ---------         ---------         ---------

Balance at
 December 31, 1993                                700,000         700              700           (1,400)             (524)

Common stock issued on
 subscription at $0.002 per
 share, February 11, 1994                         350,000         350              350             (700)             --

Common stock issued for
 services at $0.002 per share,
 September 30, 1994                                 2,500           3                2             --                --

Net loss for the year ended
 December 31, 1994                                   --          --               --               --                (115)
                                                ---------   ---------        ---------         ---------         ---------

Balance at
December 31, 1994                               1,052,500   $   1,053        $   1,052        $  (2,100)        $    (639)
                                                ---------   ---------        ---------         ---------         ---------

   The accompanying notes are an integral part of these financial statements.


                                 CHALLEDON, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                          Deficit
                                                                                                        Accumulated
                                             Common Stock            Additional                          During the
                                        ---------------------         Paid-In        Subscriptions      Development
                                          Shares      Amount          Capital         Receivable           Stage
                                        ---------   ---------        ---------         ---------         ---------
Balance at
December 31, 1994                       1,052,500   $   1,053        $   1,052         $ (2,100)         $   (639)

Common stock issued for
 services at $0.002 per share,
 September 29, 1995                         4,500           4                5             --                --

Net loss for the year ended
 December 31, 1995                           --          --               --               --                (115)
                                        ---------   ---------        ---------         ---------         ---------

Balance at
 December 31, 1995                      1,057,000       1,057            1,057           (2,100)             (754)

Common stock issued on
 subscription at $0.002 per
 share, May 17, 1996                      350,000         350              350             (700)             --

Common stock issued for
 services at $0.002 per share,
 September 27, 1996                         2,500           2                3             --                --

Net loss for the year ended
 December 31, 1996                           --          --               --               --                (110)
                                        ---------   ---------        ---------         ---------         ---------

Balance at
December 31, 1996                       1,409,500       1,409            1,410           (2,800)             (864)

Common stock issued for
 services at $0.001 per share,
 September 26, 1997                         2,500           3                2             --                --

Performance on stock
 subscriptions                               --          --               --              2,800              --

Net loss for the year ended
 December 31, 1997                           --          --               --               --                (110)
                                        ---------   ---------        ---------         ---------         ---------

Balance at
 December 31, 1997                      1,412,000       1,412            1,412             --                (974)

Net loss for the year ended
 December 31, 1998                           --          --               --               --                (110)
                                        ---------   ---------        ---------         ---------         ---------

Balance at
 December 31, 1998                      1,412,000       1,412            1,412             --              (1,084)

Net loss for the year ended
 December 31, 1999                           --          --               --               --                (110)
                                        ---------   ---------        ---------         ---------         ---------

Balance at
 December 31, 1999                      1,412,000   $   1,412        $   1,412        $    --           $  (1,194)
                                        ---------   ---------        ---------         ---------         ---------

   The accompanying notes are an integral part of these financial statements.


                                                  CHALLEDON, INC.
                                           (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                Common Stock        Additional                          During the
                                        ---------------------         Paid-In       Subscriptions       Development
                                          Shares      Amount          Capital         Receivable           Stage
                                        ---------   ---------        ---------        ----------        ---------

Balance at
 December 31, 1999                      1,412,000   $   1,412        $   1,412        $     --          $  (1,194)

Contributed capital                          --          --              7,500              --               --

Net loss for the year ended
 December 31, 2000                           --          --               --                --             (9,619)
                                        ---------   ---------        ---------        ----------        ---------

Balance at
 December 31, 2000                      1,412,000       1,412            8,912              --            (10,813)

Contributed capital                          --          --              3,565              --               --

Net loss for the six months
 ended June 30, 2001
 (unaudited)                                 --          --               --                --             (4,630)
                                        ---------   ---------        ---------        ----------        ---------

Balance, June 30, 2001
 (unaudited)                            1,412,000   $   1,412        $  12,477        $     --          $ (15,443)
                                        =========   =========        =========        ==========        =========


   The accompanying notes are an integral part of these financial statements.


                                                  CHALLEDON, INC.
                                           A Development Stage Company)
                                             Statements of Cash Flows
                                                    (Unaudited)

                                                                                                        From
                                                                                                   Inception on
                                                                        For the                        May 24,
                                                                     Six Months Ended               1990 Through
                                                                        June 30,                      June 30,
                                                               ----------------------------           --------
                                                                   2001              2000               2001
                                                                 --------           --------          --------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net (loss)                                                    $ (4,630)          $   --            $(15,443)
   Adjustments to reconcile net loss to net cash
    provided
    (used) by operating activities:
     Common stock issued for services                                --                 --                  24
   Changes in operating assets and liabilities:
     Increase (decrease) in due to related party                     (470)              --                --
     Increase (decrease) in accounts payable                         (362)               100               500
     Increase in accrued expenses                                    --                 --               1,100
                                                                 --------           --------          --------

       Net Cash provided (Used) by Operating Activities            (5,462)               100           (13,819)
                                                                 --------           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                 --                --
                                                                 --------           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital                                              3,565               --              11,065
   Common stock issued for cash                                      --                 --               2,800
                                                                 --------           --------          --------

     Net Cash Provided by Financing Activities                      3,565               --              13,865
                                                                 --------           --------          --------

NET INCREASE (DECREASE) IN CASH                                    (1,897)               100                46

CASH AT BEGINNING OF PERIOD                                         1,943              3,000              --
                                                                 --------           --------          --------

CASH AT END OF PERIOD                                            $     46           $  3,100          $     46
                                                                 ========           ========          ========

CASH PAID FOR:

   Interest                                                      $   --             $   --            $   --
   Income taxes                                                  $   --             $   --            $   --

SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES

   Common stock issued for
    services                                                     $   --             $   --            $     24


   The accompanying notes are an integral part of these financial statements.

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


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

              b.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements (see Note 4).

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

              f.  Income Taxes

              As of June 30, 2001, the Company had a net operating loss carryforward for federal income tax purposes of $15,400 that may be used in future years to offset taxable income. The net operating loss carryforward will expire in 2020. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

              The following is a reconciliation of the March 31, 2001 financial statements as originally reported to the restated March 31, 2001 financial statements:

                                                      As Reported        As Adjusted          Difference
                                                   ------------------  -----------------  -----------------

                  Additional paid in capital       $     1,412         $      8,912       $     7,500   (1)

                  Deficit accumulated
                    during development stage       $    (6,904)        $    (14,404)      $    (7,500)  (1)

              (1) Differences represent legal expenses paid by shareholder and treated as contributed capital in the amounts of $4,000 on October 31, 2000 and $3,500 on November 27, 2000.

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

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 4 -      BASIC LOSS PER SHARE

              The  following is an  illustration  of the  reconciliation  of the
              numerators   and   denominators   of  the  basic  loss  per  share
              calculation:

                                                                                For the
                                                                           Six Months Ended
                                                                               June 30,
                                                                    ---------------------------------
                                                                         2001              2000
                                                                    ---------------  ----------------

 Income (loss) (numerator)                                          $        (4,630) $        --

 Weighted average shares outstanding (denominator)                        1,412,000         1,412,000
                                                                    ---------------  ----------------

 Basic loss per share                                               $         (0.00) $          (0.00)
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

         Management believes that the Company requires only nominal capital to maintain its corporate viability. Historically, operating funds have been provided by the Company's officers and directors. Certain costs and expenses associated with the Company's operations and the preparation and filing of its registration statement on Form 10-SB in December 2000, were paid for by advances from a shareholder. It is anticipated that future expenses will be handled in a similar manner. However, unless the Company is able to facilitate an acquisition of or merger with an operating business, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         At June 30, 2001 and December 31, 2000, the Company had total assets consisting of cash of $46 and $1,943, respectively. Total liabilities at June 30, 2001 and December 31, 2000 were $1,600 and $2,432, respectively, consisting primarily of accounts payable and taxes payable.

         The Company has not had significant operations or revenues since its inception. For the three and six month periods ended June 30, 2001, the Company's total expenses were $1,039 and $4,630, respectively, compared to $-0-for each of the corresponding 2000 periods. The expenses are primarily professional fees associated with preparation of requisite financial statements and periodic and annual filings with the Securities and Exchange Commission.

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

Plan of Operation

         During the next 12 months, the Company will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. In the event the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities.

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

Net Operating Loss

         The Company has accumulated approximately $15,400 of net operating loss carryforwards as of June 30, 2001, which may be offset against taxable income and income taxes through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or six month period ended June 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.           Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended June 30, 2001.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHALLEDON, INC.



Date:  August 14, 2001           By: /s/ JAMES E. GLAVAS
                                    -----------------------------------
                                         James E. Glavas
                                         President, C.E.O. and Director




Date:  August 14, 2001           By: /s/ GUY H. IVINS
                                    -----------------------------------
                                         Guy H. Ivins
                                         Secretary/Treasurer,  and Director
                                        (Principal Accounting Officer)