Form 10QSB
period 2001-09-30
CHALLEDON INC
filed 2001-11-13
CIK 1130634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                      -----    -----

                        Commission File Number 000-32189

                                 CHALLEDON, INC.
        (Exact name of small business issuer as specified in its charter)

                    UTAH                                        87-0472608
          ------------------------------                    ------------------
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
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                     Outstanding as of September 30, 2001
     -----------------------------         ------------------------------------
     Common Stock, $.001 par value                      1,412,000


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- September 30, 2001 and December 31, 2000..........................      4

                  Statements of Operations -- three and nine months ended September 30, 2001
                    and 2000..........................................................................      5

                  Statements of Stockholders' Equity (Deficit)........................................      6

                  Statements of Cash Flows -- nine months ended September 30, 2001
                    and 2000..........................................................................      9

                  Notes to Financial Statements ......................................................     10

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Changes In Securities and Use of Proceeds................................................     14

Item 3.      Defaults Upon Senior Securities..........................................................     14

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             SIGNATURES...............................................................................     15

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended September 30, 2001, have been prepared by the Company.




                                 CHALLEDON, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000


                                 CHALLEDON, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                      September 30,      December 31,
                                                                         2001               2000
                                                                        --------          --------
                                                                       (Unaudited)

CURRENT ASSETS

   Cash                                                                 $    161          $  1,943
                                                                        --------          --------

     Total Current Assets                                                    161             1,943
                                                                        --------          --------

     TOTAL ASSETS                                                       $    161          $  1,943
                                                                        ========          ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                                     $  1,000          $    862
   Due to related party                                                     --                 470
   Taxes payable                                                           1,100             1,100
                                                                        --------          --------

     Total Current Liabilities                                             2,100             2,432
                                                                        --------          --------

     TOTAL LIABILITIES                                                     2,100             2,432
                                                                        --------          --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized
    of $0.001 par value, 1,412,000 shares issued
    and outstanding                                                        1,412             1,412
   Additional paid-in capital                                             14,601             8,912
   Deficit accumulated during the development stage                      (17,952)          (10,813)
                                                                        --------          --------

     Total Stockholders' Equity (Deficit)                                 (1,939)             (489)
                                                                        --------          --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                        $    161          $  1,943
                                                                        ========          ========


   The accompanying notes are an integral part of these financial statements.


                                 CHALLEDON, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                 From
                                                     For the                            For the               Inception on
                                                Three Months Ended                 Nine Months Ended            May 24,
                                                   September 30,                      September 30,          1990 Through
                                        ---------------------------------  --------------------------------  September 30,
                                              2001              2000             2001              2000          2001
                                        ---------------   ---------------  --------------    --------------  --------------

REVENUES                               $      --          $      --        $      --         $     --        $     --

EXPENSES

   General and administrative                     2,509                20             7,139             20          17,952
                                        ---------------   ---------------  --------------    --------------  --------------

     Total Expenses                               2,509                20             7,139             20          17,952
                                        ---------------   ---------------  --------------    --------------  --------------

LOSS FROM OPERATIONS                             (2,509)              (20)           (7,139)           (20)        (17,952)
                                        ---------------   ---------------  --------------    --------------  --------------

NET INCOME (LOSS)                      $         (2,509)   $          (20)    $      (7,139) $         (20)  $      (17,952)
                                        ===============    ===============  ===============  ==============   ==============
BASIC INCOME (LOSS)
 PER SHARE                             $          (0.00)   $        (0.00)    $       (0.01) $        (0.00) $      --
                                        ===============    ===============  ===============  ==============   ==============
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                  1,412,000         1,412,000         1,412,000       1,412,000  $      --
                                        ===============    ===============  ===============  ==============   ==============

   The accompanying notes are an integral part of these financial statements.
                                       -5-


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


                                 CHALLEDON, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                             Deficit
                                                                                                           Accumulated
                                                      Common Stock         Additional                       During the
                                                   ---------------------    Paid-In   Subscriptions        Development
                                                     Shares      Amount     Capital     Receivable            Stage
                                                   ---------   ---------   ---------   ---------           ---------

Balance at
 December 31, 1999                                 1,412,000   $   1,412   $   1,412   $    --             $  (1,194)

Contributed capital                                     --          --         7,500        --                  --

Net loss for the year ended
 December 31, 2000                                      --          --          --          --                (9,619)
                                                   ---------   ---------   ---------   ---------           ---------

Balance at
 December 31, 2000                                 1,412,000       1,412       8,912        --               (10,813)

Contributed capital (unaudited)                         --          --         5,689        --                  --

Net loss for the nine months
 ended September 30, 2001
 (unaudited)                                            --          --          --          --                (7,139)
                                                   ---------   ---------   ---------   ---------           ---------

Balance, September 30, 2001
 (unaudited)                                       1,412,000   $   1,412   $  14,601   $    --             $ (17,952)
                                                   =========   =========   =========   =========           =========


   The accompanying notes are an integral part of these financial statements.


                                 CHALLEDON, INC.
                          A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                          From
                                                                   For the             Inception on
                                                             Nine Months Ended           May 24,
                                                                September 30,         1990 Through
                                                          --------------------         September 30,
                                                            2001         2000             2001
                                                          --------    --------         --------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net (loss)                                             $ (7,139)   $    (20         $(17,952)
   Adjustments to reconcile net loss to net cash
    provided
    (used) by operating activities:
     Common stock issued for services                         --          --                 24
   Changes in operating assets and liabilities:
     Increase (decrease) in due to related party              (470)       --               --
     Increase (decrease) in accounts payable                   138         100            1,000
     Increase in accrued expenses                             --          --              1,100
                                                          --------    --------         --------

       Net Cash provided (Used) by Operating Activities     (7,471)         80          (15,828)
                                                          --------    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                          --          --               --
                                                          --------    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital                                       5,689        --             13,189
   Common stock issued for cash                               --          --              2,800
                                                          --------    --------         --------

     Net Cash Provided by Financing Activities               5,689        --             15,989
                                                          --------    --------         --------

NET INCREASE (DECREASE) IN CASH                             (1,782)         80              161

CASH AT BEGINNING OF PERIOD                                  1,943       3,000             --
                                                          --------    --------         --------

CASH AT END OF PERIOD                                     $    161    $  3,080         $    161
                                                          ========    ========         ========

CASH PAID FOR:

   Interest                                               $   --      $   --           $   --
   Income taxes                                           $   --      $   --           $   --

SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES

   Common stock issued for
    services                                              $   --      $   --           $     24


   The accompanying notes are an integral part of these financial statements.

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

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

         At September 30, 2001 and December 31, 2000, the Company had total assets consisting of cash of $161 and $1,943, respectively. Total liabilities at September 30, 2001 and December 31, 2000 were $2,100 and $2,432, respectively, consisting primarily of accounts payable and taxes payable.

         The Company has not had significant operations or revenues since its inception. For the three and nine month periods ended September 30, 2001, the Company's total expenses were $2,509 and $7,139, respectively, compared to $20 for each of the corresponding 2000 periods. The expenses are primarily professional fees associated with preparation the Company's registration statement and requisite financial statements and periodic and annual filings with the Securities and Exchange Commission.

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

Net Operating Loss

         The Company has accumulated approximately $15,400 of net operating loss carryforwards as of September 30, 2001, which may be offset against taxable income and income taxes through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or nine month period ended September 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.           Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended September 30, 2001.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHALLEDON, INC.



Date:  November 13, 2001           By:  /S/ JAMES E. GLAVAS
                                      -----------------------------------------
                                            James E. Glavas
                                            President, C.E.O. and Director




Date:  November 13, 2001           By: /S/  GUY H. IVINS
                                      -----------------------------------------
                                            Guy H. Ivins
                                            Secretary/Treasurer,  and Director
                                            (Principal Accounting Officer)