Form 10KSB
period 2001-12-31
CHALLEDON INC
filed 2002-04-15
CIK 1130634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   ------------
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-32189

                                 CHALLEDON, INC.
                                 ---------------
                 (Name of small business issuer in its charter)

            UTAH                                         87-0472608
------------------------------                       -------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

              1037 East 3300 South #203, Salt Lake City, Utah 84106
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 467-6715

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
  No  [ ]

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

          Class                             Outstanding as of Decmber 31, 2001
Common Stock, Par Value $.001                          1,412,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
Transitional Small Business Disclosure Format.   Yes  [ ] No [X]

                                 CHALLEDON, INC.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

Item 1.           Description of Business ..................................  3

Item 2.           Description of Property...................................  6

Item 3.           Legal Proceedings.........................................  6

Item 4.           Submission of Matter to a Vote of Security Holders........  6

                                     PART II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters.......................................   6

Item 6.           Management's Discussion and Analysis
                  or Plan of Operation......................................   8

Item 7.           Financial Statements......................................   9

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure....................  21

                                    PART III

Item 9.           Directors, Executive Officers, Promoters
                  and Control persons; Compliance with Section 16(a)
                  of the Exchange Act.......................................  21

Item 10.          Executive Compensation....................................  22

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management.....................................  22

Item 12.          Certain Relationships and Related Transactions............  22

Item 13.          Exhibits and Reports on Form 8-K..........................  23

                  SIGNATURES................................................  24

                                     PART I

Item 1.  Description of Business

Business Development

         Challedon, Inc. (the "Company") was organized on May 24, 1990, under the laws of the State of Utah. Since its inception, the Company has had only limited operations and is considered a development stage company. The Company is currently seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Because of the Company's current status having minimal assets, if the Company does successfully acquire or merge with an operating business opportunity, it is likely that current shareholders will experience substantial dilution and there will most likely be a change in control of the Company.

         In December 2000, the Company voluntarily filled a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. As a result of filing its registration statement, the Company is obligated to file with the Securities and Exchange Commission (the "SEC") certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports, notwithstanding the fact that, in the future, it may not otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

         A target acquisition or merger candidate will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Accordingly, any acquired entity must also provide audited financial statements for at least the two most recent fiscal years or, if it has been in business for less than two years, audited statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

         The Company's principal executive offices are located at 1037 East 3300 South #203, Salt Lake City, Utah 84106, and its telephone number is (801) 467-6715.

Business of Issuer

         The Company has a limited operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

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

Sources of Business Opportunities

         Management intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants for the Company.

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

         In evaluating potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including:

         *        potential benefits to the Company and its shareholders;
         * working capital, financial requirements and availability of nature of present and expected competition;
         *        quality and experience of management;
         *        need for further research, development or exploration;
         *        potential for growth and expansion;
         *        potential for  profits;  and
         *        other factors deemed relevant to the specific opportunity.

         Because the Company has not to date located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

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

         Because the Company has only minimal assets, if the Company does successfully acquire or merge with an operating business opportunity, the Company's present shareholders will most likely experience substantial dilution. It is also likely that the owners of a business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

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

Employees

         As of the date hereof, the Company does not have employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company has made an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. The Company believes that most likely its shares will not be traded in the public market until such time as a merger or acquisition can be consummated. Also, future secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for its application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. The Company's common stock has not traded in a public market.

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

         The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

         As of December 31, 2001, there were 1,412,000 shares of the Company's common stock issued and outstanding and 44 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

         The Company did not file a registration statement with the SEC in connection with the issuance of any of its outstanding shares of commons stock. In the absence of any evidence that the Company ever filed a registration statement with the SEC or with any other agency relating to the issuance of shares, it is concluded that all shares were issued as restricted securities. Available corporate records indicate that all of the Company's issued and outstanding shares of common stock were issued between 1988 and 1998 in various private, isolated transactions. The Company has relied upon the exemption provided by Section 4(2) of the Act in the issuance of all of its shares. No private placement memorandum was used in relation to the issuance of shares.

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

         The Company is considered a development stage company with minimal assets and with no significant operations or income. The costs and expenses associated with the preparation and filing of the Company's registration statement and periodic reports have been paid for by an advance from a shareholder of the Company.

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

Plan of Operation

         During the next 12 months, the Company will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers, directors or shareholders to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         In the foreseeable future, the Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

         The Company has accumulated approximately $19,750 of net operating loss carryforwards as of December 31, 2001, which may be offset against taxable income and income taxes in future years through 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of April 1, 2001. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortize, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS 141 and 142 will not affect the Company's consolidated financial statements.

         On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on the Company's financial statements.

Inflation

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Forward-Looking  and Cautionary Statements

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the SEC.

Item 7.  Financial Statements

         The Company's financial statements as of and for the fiscal years ended December 31, 2001 and 2000 have been examined to the extent indicated in their report by H J & Associates, LLC, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                                 CHALLEDON, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2001

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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders of
Challedon, Inc.
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of Challedon, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000, and from inception on May 24, 1990 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Challedon, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and from inception on May 24, 1990 through December 31, 2001 in conformity with accounting principals generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.




/S/HJ & Associates, LLC
-------------------------
   HJ & Associates, LLC
   Salt Lake City, Utah
   March 5, 2002

         50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
              Telephone (801) 328-4408 * Facsimile (801) 328-4461

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------

                                                      December 31,
                                                          2001
                                                      ------------
CURRENT ASSETS

  Cash                                                $        137
                                                      ------------
    Total Current Assets                                       137
                                                      ------------
    TOTAL ASSETS                                      $        137
                                                      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                    $        225
  Accrued expenses                                           1,200
                                                      ------------
    Total Current Liabilities                                1,425
                                                      ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value, 50,000,000 shares
    authorized; 1,412,000 shares issued
    and outstanding                                          1,412
  Additional paid-in capital                                17,372
  Deficit accumulated during the development stage         (20,072)
                                                      ------------
    Total Stockholders' Equity (Deficit)                    (1,288)
                                                      ------------
    TOTAL LIABILITIES
      AND STOCKHOLDERS EQUITY (DEFICIT)               $       (137)



              The accompanying notes are an integral part of these
                             financial statements.


                                CHALLEDON, INC.
                         (A Development Stage Company)
                            Statements of Operations



                                                                            From
                                               For the                  Inception on
                                              Year Ended                 May 24, 1990
                                              December 31            Through December 31,
                                       2001                 2002             2001
                                      --------------------------     --------------------
REVENUES                              $        -      $        -             $          -
                                      ----------      ----------             ------------
EXPENSES

  General and administrative               9,260           9,619                   20,072
                                      ----------      ----------             ------------
    Total Expenses                         9,260           9,619                   20,072
                                      ----------      ----------             ------------
(LOSS) FROM OPERATIONS                    (9,260)         (9,619)                 (20,072)
                                      ----------      ----------             ------------
NET (LOSS)                            $   (9,260)     $   (9,619)            $    (20,072)
                                      ==========      ==========             ============
BASIC (LOSS) PER SHARE                $    (0.01)     $    (0.01)
                                      ==========      ==========
WEIGHTED AVERAGE NUMBER
  OF SHARES                            1,412,000       1,412,000
                                      ==========      ==========

              The accompanying notes are an integral part of these
                             financial statements.


                                 CHALLEDON, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                      Additional                       During the
                                             Common Stock               Paid-In       Subscriptions    Development
                                        Shares          Amount          Capital         Receivable        Stage
                                        ----------------------        ----------      -------------    -----------

Balance at inception on
  May 24, 1990                                  -   $        -        $        -      $           -     $        -

Net loss for the period ended
December 31, 1990                               -            -                 -                  -           (174)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1990                               -            -                 -                  -           (174)

Common stock issued on
subscription at $0.002 per
share - September 27, 1991                350,000          350               350               (700)             -

Net loss for the year ended
December 31, 1991                               -            -                 -                  -           (115)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1991                         350,000          350               350               (700)          (289)

Net loss for the year ended
December 31, 1992                               -            -                 -                  -           (120)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1992                         350,000          350               350               (700)          (409)

Common stock issued on
subscription at $0.002 per
share, September 24, 1993                 350,000          350               350               (700)             -

Net loss for the year ended
December 31, 1993                               -            -                 -                  -           (115)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1993                         700,000          700               700             (1,400)          (524)

Common stock issued on
subscription at $0.002 per
share, February 11, 1994                  350,000          350               350               (700)             -

Common stock issued for
services at $0.002 per share,
September 30, 1994                          2,500            3                 2                  -              -

Net loss for the year ended
December 31, 1994                               -            -                 -                  -           (115)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1994                       1,052,500   $    1,053        $    1,052      $      (2,100)    $     (639)
                                        ----------  ----------        ----------      -------------    -----------

              The accompanying notes are an integral part of these
                             financial statements.


                                 CHALLEDON, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                      Additional                       During the
                                             Common Stock               Paid-In       Subscriptions    Development
                                        Shares          Amount          Capital         Receivable        Stage
                                        ----------------------        ----------      -------------    -----------

Balance at
December 31, 1994                       1,052,500  $     1,053        $    1,052      $      (2,100)   $      (639)

Common stock issued for
services at $0.002 per share,
September 29, 1995                          4,500            4                 5                  -              -

Net loss for the year ended
December 31, 1995                               -            -                 -                  -           (115)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1995                       1,057,000        1,057             1,057            (2,100)           (754)

Common stock issued on
subscription at $0.002 per
share, May 17, 1996                       350,000          350               350               (700)             -

Common stock issued for
services at $0.002 per share,
September 27, 1996                          2,500            2                 3                  -              -

Net loss for the year ended
December 31, 1996                               -            -                 -                  -           (110)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1996                       1,409,500        1,409             1,410             (2,800)          (864)

Common stock issued for
services at $0.001 per share,
September 26, 1997                          2,500            3                 2                  -              -

Performance on stock
subscriptions                                   -            -                 -              2,800              -

Net loss for the year ended
December 31, 1997                               -            -                 -                  -           (110)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1997                       1,412,000        1,412             1,412                  -           (974)

Net loss for the year ended
December 31, 1998                               -            -                 -                  -           (110)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1998                       1,412,000        1,412             1,412                  -         (1,084)

Net loss for the year ended
December 31, 1999                               -            -                 -                  -           (110)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 1999                       1,412,000   $    1,412        $    1,412      $           -     $   (1,194)
                                        ---------   ----------        ----------      -------------     ----------

              The accompanying notes are an integral part of these
                             financial statements.

                                 CHALLEDON, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                         Deficit
                                                                                                       Accumulated
                                                                      Additional                       During the
                                             Common Stock               Paid-In       Subscriptions    Development
                                        Shares          Amount          Capital         Receivable        Stage
                                        ----------------------        ----------      -------------    -----------
Balance at
December 31, 1999                       1,412,000   $    1,412        $    1,412      $           -     $   (1,194 )

Contributed capital                             -            -             7,500                  -              -

Net loss for the year ended
December 31, 2000                               -            -                 -                  -         (9,619)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 2000                       1,412,000        1,412             8,912                  -        (10,813)

Contributed capital                             -            -             8,460                  -              -

Net loss for the year ended
December 31, 2001                               -            -                 -                  -         (9,260)
                                        ---------   ----------        ----------      -------------     ----------
Balance at
December 31, 2001                       1,412,000   $    1,412        $   17,372      $           -     $  (20,072)
                                        =========   ==========        ==========      =============     ==========



              The accompanying notes are an integral part of these
                             financial statements.

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                                                       From
                                                          For the                  Inception on
                                                         Year Ended                 May 24, 1990
                                                         December 31            Through December 31,
                                                  2001                 2002             2001
                                                 --------------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $    (9,260)     $  (9,619)           $    (20,073)
  Adjustments to reconcile net loss
    to net cash used by operations:
    Common stock issued for services                       -              -                      24
  Changes in operating assets
    and liabilities accounts:
    Increase (decrease) in accounts payable                  (63)       862                     225
    Increase in accrued expenses                             100        100                   1,200
    Increase (decrease) in due to related party             (470)       100                       -
                                                     -----------  ---------            ------------
      Net Cash Used by Operating Activities              (10,267)    (8,557)                (18,624)
                                                     -----------  ---------            ------------
CASH FLOWS FORM INVESTING ACTIVITIES                           -          -                       -

CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed capital                                      8,461      7,500                  15,961
  Common stock issued for cash                                 -          -                   2,800

    Net Cash Provided by Financing Activities              8,461      7,500                  18,761
                                                     -----------  ---------            ------------
NET INCREASE (DECREASE) IN CASH                           (1,057)    (1,057)                    137

CASH AT BEGINNING OF PERIOD                                1,943      3,000                       -
                                                     -----------  ---------            ------------
CASH AT END OF PERIOD                                $       137  $   1,943            $        137
                                                     ===========  =========            ============
CASH PAID FOR:

  Interest expense                                   $         -  $       -            $          -
  Income taxes                                       $         -  $       -            $          -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                   $         -  $       -            $         24


              The accompanying notes are an integral part of these
                             financial statements.

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


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

         f. Provision for Taxes

         No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $19,750 at December 31, 2001 expire in 2003 through 2021. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Provision for Taxes (Continued)

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                               For the Years Ended
                                                                   December 31,
                                                             2001               2000
                                                          -----------       ------------
         Income tax benefit at statutory rate             $    (3,396)      $     (4,109)
         Change in valuation allowance                          3,396              4,109
                                                          -----------       ------------
                                                          $         -       $          -
                                                          ===========       ============

         Deferred tax assets (liabilities) are comprised of the following:

                                                               For the Years Ended
                                                                   December 31,
                                                             2001               2000
                                                          -----------       ------------
         Income tax benefit at statutory rate             $    (7,505)      $     (4,109)
         Change in valuation allowance                          7,505              4,109
                                                          -----------       ------------
                                                          $         -       $          -
                                                          ===========       ============

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

                                 CHALLEDON, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 3 - GOING CONCERN (Continued)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         The  Company's  president  has  paid  out-of-pocket   expenses  through
         December 31, 2001 totaling $15,960. The amount has been recorded as contributed capital.

NOTE 5 - BASIC LOSS PER SHARE

         The  following  is  an  illustration  of  the   reconciliation  of  the
         numerators and  denominators  of the basic loss per share  calculation:

                                                               For the Years Ended
                                                                   December 31,
                                                             2001               2000
                                                          -----------       ------------

         Net loss (numerator)                             $    (9,260)      $     (9,619)

         Weighted average shares outstanding
          (denominator)                                     1,412,000          1,412,000
                                                          -----------       ------------
         Basic loss per share                              $    (0.01)      $      (0.01)
                                                          ===========       ============

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During the years ended December 31, 2001, and 2000, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." The effect of these adopted provisions on the Company's financial statements was not significant.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

ITEM 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The executive officers and directors of the Company are as follows:

                Name               Age                Position
                ----               ---                --------

         James E. Glavas            49      President, Chief Executive Officer
                                            and Director
         Randy Flanders             51      Vice President and Director
         Guy H. Ivins               75      Secretary / Treasurer and Director
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

         In connection with the preparation and filing of the Company's registration statement and subsequent periodic reports, James R. Glavas, a shareholder, has advanced funds to the Company to pay for certain legal and professional fees related to the registration statement. Although, as of the date hereof there is no agreement or arrangement for Mr. Glavas to provide additional funds, the Company is not precluded from approaching Mr. Glavas or any other shareholder and requesting additional financial assistance. Because such additional funding is only speculative at this time, the Company has not developed any criteria or plans related to this funding. Mr. Glavas is the father of the Company's President, James E. Glavas.

         The business experience of each of the persons listed above during the past five years is as follows:

         James E. Glavas has been a purchasing agent and estimator for Sun Lithographing Company in Salt Lake City, Utah for more than 25 years. Mr. Glavas attended the University of Utah from 1972 to 1976 majoring in Sociology, but did not receive a degree.

         Randy Flanders has been for the past 14 years a manager and salesman for Realty Brokers of Utah, a Salt Lake City, Utah real estate firm. Prior to his association with Realty Brokers of Utah, he was for ten years a purchasing agent for Utah Mobile Homes, Inc. Mr. Flanders attended Kearney State from 1970 to 1972 and the University of Nebraska from 1972 to 1974 where he majored in Business, but did not receive a degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Each of the Company's officers and directors is required to file certain reports and an Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the SEC.

Item 10. Executive Compensation

         The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2001 and 2000. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address                   Amount and Nature of          Percent
of Beneficial Owner                Beneficial Ownership         of Class(1)
-------------------                --------------------         -----------

James E. Glavas*                         70,000                     4.96%
  6640 South 2475 East
  Salt Lake City, UT 84121
Randy Flanders*                             500                     0.04%
  1336 East 8330 South
  Salt Lake City, UT 84093
Guy H. Ivins*                            70,000                     4.96%
  1120 East 700 North
  American Fork, UT 84003
All directors and officers              140,500                     9.95%
  a group (3 persons)

         *       Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

         (1) Based upon 1,412,000 shares of common stock outstanding on December 31, 2001.

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

                                            Challedon, Inc.



                                            BY: /S/ JAMES E. GLAVAS
                                                --------------------------------
                                                    James E. Glavas
                                                    President and Director

Dated:  April 15, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                             Date
         ---------                    -----                             ----


                                President, C.E.O.               April 15, 2002
 /S/JAMES E. GLAVAS             and Director
---------------------------
    James E. Glavas


                                Secretary/Treasurer             April 15, 2002
 /S/GUY H. IVINS                and Director
---------------------------     (Principal Accounting Officer)
    Guy H. Ivins